Form 10-K
period 2021-12-31
Daimler Trucks Retail Trust 2020-1
filed 2022-03-31
CIK 1803020

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2021
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

Daimler Retail Receivables LLC
(Exact name of Depositor as specified in its charter) Central Index Key number of the Depositor: 0001463814

Daimler Truck Financial Services USA LLC
(Exact name of Sponsor as specified in its charter) Central Index Key number of the Sponsor: 0001892832

State of Delaware	84-31614824
(State or Other Jurisdiction of Incorporation of issuing entity)	(I.R.S. Employer Identification No.)

14372 Heritage Parkway, Suite 400 Fort Worth, Texas	76177
(Address of Principal Executive Offices of issuing entity)	(Zip Code)

(248) 991-6222
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

PART I

Item 1B.	Unresolved Staff Comments.

Nothing to report.

Item 4.	Mine Safety Disclosures.

Not applicable.

The following Items have been omitted in accordance with General Instruction J(1) to Form 10-K:

Item 1.	Business.

Item 1A.	Risk Factors.

Item 2.	Properties.

Item 3.	Legal Proceedings.

PART II

Item 9B.	Other Information.

Nothing to report.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable

The following Items have been omitted in accordance with General Instruction J(1) to Form 10-K:

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Item 6.	[Reserved]

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Item 8.	Financial Statements and Supplementary Data.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Item 9A.	Controls and Procedures.

PART III

The following Items have been omitted in accordance with General Instruction J(1) to Form 10-K:

Item 10.	Directors, Executive Officers and Corporate Governance.

Item 11.	Executive Compensation.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Item 14.	Principal Accountant Fees and Services.

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

Item 1117 of Regulation AB. Legal Proceedings.

There are no legal proceedings pending, or any proceedings known to be contemplated by governmental authorities, against the Sponsor, the Depositor, U.S. Bank National Association (the "Indenture Trustee""), Wilmington Trust, National Association (the "Owner Trustee"), the Servicer, the Issuing Entity, or any property thereof, that are material to holders of the Asset Backed Notes issued by the Issuing Entity (the "Notes").

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

Item 1119 of Regulation AB. Affiliations and Certain Relationships and Related Transactions.

Mercedes-Benz Financial Services USA LLC ("MBFS") acted as Sponsor of the issuance of the Notes and initially as Servicer of the Receivables and Administrator of the Issuing Entity. Daimler Retail Receivables LLC ("DRR"), which acted as Depositor and registrant in the issuance and offering of the Notes, is a wholly owned subsidiary of MBFS. At the time of the issuance of the Notes, the Daimler Trucks Retail Trust 2020-1 Certificates (the "Certificates"), which evidence the undivided ownership interests in the Issuing Entity, were issued to DRR.

Effective December 1, 2021, Daimler Truck Financial Services USA LLC ("DTFS") assumed the duties of Servicer and Administrator from MBFS. Also on December 1, 2021, Daimler Trucks Retail Receivables LLC ("DTRR"), a wholly owned subsidiary of DTFS, took assignment of the Certificates and assumed ongoing depositor obligations from DRR.

The above described transactions occurred as part of the global spin-off by Daimler AG of its commercial vehicle business along with the related financial services activities. DTFS was formed as part of the spin-off, and effective December 1, 2021, became the captive financial services provider (including servicing and collections) for the Daimler Truck North America family of commercial vehicle products. These businesses (including the servicing of the Receivables held by the Issuing Entity) had been conducted by MBFS through its Daimler Truck Financial business unit. As part of the spin-off, DTFS acquired, and is the successor to, the Daimler Truck Financial business unit previously operated within MBFS. DTFS is a wholly-owned indirect subsidiary of Daimler Truck Holding AG, a German company formed for the spin-off which, through its subsidiaries, is one of the world's largest commercial vehicle manufacturers. MBFS remains a wholly owned subsidiary of Daimler AG which has been renamed Mercedes-Benz AG.

Item 1122 of Regulation AB. Compliance with Applicable Servicing Criteria.

Each of DTFS, in its capacity as Servicer, MBFS, as predecessor Servicer, and the Indenture Trustee (each, a “Servicing Participant”) has been identified by the registrant as a party participating in the servicing function during the reporting period with respect to the pool assets held by the Issuing Entity. Each Servicing Participant has completed a report on an assessment of compliance with the servicing criteria applicable to such Servicing Participant (each, a “Report on Assessment”) as of December 31, 2021 and for the reporting period, which Reports on Assessment are attached as Exhibits 33.1, 33.2 and 33.3 to this report on Form 10-K. In addition, each Servicing Participant has provided an attestation report (each, an “Attestation Report”) by a registered independent public accounting firm on its Report on Assessment. The Attestation Reports are attached as Exhibits 34.1, 34.2 and 34.3 to this report on Form 10-K. The respective Reports on Assessment prepared by the Servicer and by MBFS, as predecessor Servicer, and the respective Attestation Reports provided by the Servicer and by MBFS, as predecessor Servicer, did not identify any material instance of noncompliance with the servicing criteria applicable to the Servicer or MBFS as predecessor Servicer. The Report on Assessment prepared by the Indenture Trustee and the Attestation Report provided by the Indenture Trustee did not identify any material instance of noncompliance with the servicing criteria applicable to the Indenture Trustee.

Item 1123 of Regulation AB. Servicing Compliance Statement.

Each of DTFS, in its capacity as Servicer, and MBFS, as predecessor Servicer, has completed a statement of compliance with its obligations under the applicable servicing agreement (a “Compliance Statement”) for the applicable reporting period signed by an authorized officer of the Servicer and MBFS, as applicable. The Compliance Statements are attached as Exhibits 35.1 and 35.2 to this report on Form 10-K.

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

4.2

Amended and Restated Trust Agreement, dated as of March 1, 2020, between Daimler Trucks Retail Receivables LLC (as successor to Daimler Retail Receivables LLC), as depositor (the "Depositor"), and Wilmington Trust, National Association, as owner trustee (included in Exhibit 4.2 to the Form 8-K of the Issuing Entity, as filed with the SEC on March 19, 2020, which is incorporated herein by reference).

10.1	Sale and Servicing Agreement, dated as of March 1, 2020, among the Issuing Entity, the Depositor, Mercedes-Benz Financial Services USA LLC, as seller, and Daimler Truck Financial Services USA LLC (as successor to Mercedes-Benz Financial Services USA LLC) as servicer (the "Servicer") (included in Exhibit 10.1 to the Form 8 K of the Issuing Entity, as filed with the SEC on March 19, 2020, which is incorporated herein by reference).

10.2

Administration Agreement, dated as of March 1, 2020, among the Issuing Entity, the Depositor, Daimler Truck Financial Services USA LLC (as successor to Mercedes-Benz Financial Services USA LLC) as administrator (the "Administrator"), and U.S. Bank National Association, as indenture trustee (included in Exhibit 10.2 to the Form 8 K of the Issuing Entity, as filed with the SEC on March 19, 2020, which is incorporated herein by reference).

Exhibit Number	Description
10.3

Receivables Purchase Agreement, dated as of March 1, 2020, between Mercedes-Benz Financial Services USA LLC, as seller, and Daimler Retail Receivables LLC, as purchaser (included in Exhibit 10.3 to the Form 8-K of the Issuing Entity, as filed with the SEC on March 19, 2020, which is incorporated herein by reference).

10.4

Asset Representations Review Agreement, dated as of March 1, 2020, among the Issuing Entity, the Administrator, the Servicer, and Clayton Fixed Income Services LLC, as asset representations reviewer (included in Exhibit 10.4 to the Form 8-K of the Issuing Entity, as filed with the SEC on March 19, 2020, which is incorporated herein by reference).

31.1	Certification of Daimler Truck Financial Services USA LLC, as Servicer, pursuant to Rule 13a-14(d)/15d-14(d) (Section 302 Certification).

33.1	Report on Assessment of Compliance with Servicing Criteria for Daimler Truck Financial Services USA LLC, as Servicer.

33.2	Report on Assessment of Compliance with Servicing Criteria for Mercedes-Benz Financial Services USA LLC, as Servicer.

33.3	Report on Assessment of Compliance with Servicing Criteria for U.S. Bank National Association, as Indenture Trustee.

34.1	Attestation Report of Grant Thornton LLP on Assessment of Compliance with Servicing Criteria relating to Daimler Truck Financial Services USA LLC, as Servicer.

34.2	Attestation Report of Grant Thornton LLP on Assessment of Compliance with Servicing Criteria relating to Mercedes-Benz Financial Services USA LLC, as Servicer.

34.3	Attestation Report of Ernst & Young LLP on Assessment of Compliance with Servicing Criteria relating to U.S. Bank National Association, as Indenture Trustee.

35.1	Servicer Compliance Statement of Daimler Truck Financial Services USA LLC, as Servicer.

35.2	Servicer Compliance Statement of Mercedes-Benz Financial Services USA LLC, as Servicer.

(c)	Not applicable.

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

Daimler Trucks Retail Trust 2020-1 (Issuing Entity)

By:	Daimler Truck Financial Services USA LLC (Servicer)

By:	/s/ Gianni P. Gatto
Name: Title:	Gianni P. Gatto Head of Finance and Controlling (senior officer in charge of the servicing function for the Servicer)

Dated: March 17, 2022